Form 10-Q
period 2026-09-30
Lumen Technologies, Inc.
filed 2026-11-04
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-07784

LUMEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Louisiana		72-0651161
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
100 CenturyLink Drive,
Monroe,	Louisiana	71203
(Address of principal executive offices)		(Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value per share	LUMN	The Nasdaq Stock Market LLC
Guarantees of Qwest Corporation's 6.500% Senior Notes due 2051, denominations of $25	CTGG	The Nasdaq Stock Market LLC
Guarantees of Qwest Corporation's 6.750% Senior Notes due 2052, denominations of $25	CTHH	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On October 30, 2026, 1,031,042,677 shares of common stock were outstanding.

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

•statements concerning our completed transactions, including with respect to the completed sale of our Mass Markets Fiber-to-the-Home business in 11 states (Arizona, Colorado, Florida, Idaho, Iowa, Minnesota, Nebraska, Nevada, Oregon, Utah, and Washington) (the "Territory") to a wholly owned subsidiary of AT&T Inc. ("AT&T") (the "Mass Markets Fiber-to-the-Home divestiture"), the acquisition of Alkira, Inc. ("Alkira"), including the integration and anticipated benefits and risks thereof, investments, product development, statements regarding federal and state broadband support programs, including their expected impact on competition in our markets, implementation of the new enterprise resource planning system, Private Connectivity FabricSM ("PCF"), initiatives related to artificial intelligence, other network capacity buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, leverage, capital allocation plans, financing or refinancing alternatives and sources, consent solicitations, debt issuances, debt guarantees, listings of debt securities, and our ability to manage the effects of ongoing geopolitical instability, including armed conflicts, tariffs, inflation, sanctions, supply constraints on our costs, revenues, network expansion plans, and service delivery, and the benefits of acquisitions; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which incorporate words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•risks associated with our use of AI in our service offerings and internal operations, including the risk that AI-enabled features do not perform as expected or produce inaccurate, biased, or harmful outputs, the inadvertent disclosure of confidential, proprietary or customer data, and the introduction of security vulnerabilities through AI-generated software code;

•rapid and uncertain developments in AI technology, regulation, and market dynamics that may increase cybersecurity, legal, competitive and reputational risks and adversely affect our business;

•our ability to fully realize, sustain, and achieve the anticipated benefits from the Mass Markets Fiber-to-the-Home divestiture and refinancing transactions, as well as any current or future acquisitions, divestitures and other material transactions, and to manage associated risks;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$2,715	3,087	8,419	9,361
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,432	1,700	4,282	5,011
Selling, general and administrative	784	829	2,357	2,259
Net gain on sale of business	(4)	—	(569)	—
Depreciation and amortization	670	674	2,002	2,075
Goodwill impairment	—	—	—	628
Total operating expenses	2,882	3,203	8,072	9,973
OPERATING (LOSS) INCOME	(167)	(116)	347	(612)
OTHER (EXPENSE) INCOME
Interest expense	(189)	(319)	(615)	(1,004)
Net gain (loss) on early retirement of debt (Note 5)	1	(395)	(219)	(666)
Other income, net	20	17	74	75
Total other expense, net	(168)	(697)	(760)	(1,595)
LOSS BEFORE INCOME TAXES	(335)	(813)	(413)	(2,207)
Income tax (benefit) expense	(70)	(192)	253	(470)
NET LOSS	$(265)	(621)	(666)	(1,737)
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC	$(0.26)	(0.62)	(0.66)	(1.75)
DILUTED	$(0.26)	(0.62)	(0.66)	(1.75)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,004,773	995,998	1,002,590	993,937
DILUTED	1,004,773	995,998	1,002,590	993,937
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
NET LOSS	$(265)	(621)	(666)	(1,737)
OTHER COMPREHENSIVE INCOME
Items related to employee benefit plans:
Change in net actuarial loss, net of tax of $(5), $(7), $(18) and $(22)	17	23	55	67
Change in net prior service cost, net of tax of $1, $1, $3 and $2	(1)	(2)	(8)	(5)
Foreign currency translation adjustment, net of tax of $—, $—, $— and $—	(3)	11	3	14
Other comprehensive income	13	32	50	76
COMPREHENSIVE LOSS	$(252)	(589)	(616)	(1,661)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2026	December 31, 2025
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$978	1,003
Accounts receivable, net of allowance of $39 and $67	1,400	1,314
Assets held for sale	9	4,285
Other current assets, net	817	1,307
Total current assets	3,204	7,909
Property, plant and equipment, net of accumulated depreciation of $24,547 and $23,744	20,857	19,575
GOODWILL AND OTHER ASSETS
Goodwill	268	—
Intangible assets, net	4,110	4,463
Other assets, net	2,285	2,395
Total goodwill and other assets	6,663	6,858
TOTAL ASSETS	$30,724	34,342
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$29	88
Accounts payable	1,302	1,508
Accrued expenses and other liabilities
Salaries and benefits	791	854
Income and other taxes	700	279
Current operating lease liabilities	282	266
Interest	123	149
Other current liabilities	293	203
Liabilities held for sale	2	38
Current portion of deferred revenue	1,020	1,005
Total current liabilities	4,542	4,390
LONG-TERM DEBT	13,164	17,353
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,671	2,270
Benefit plan obligations, net	1,904	2,103
Deferred revenue	8,238	6,406
Other liabilities	2,927	2,937
Total deferred credits and other liabilities	14,740	13,716
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' DEFICIT
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,031,172 and 1,025,446 shares	19,196	19,185
Accumulated other comprehensive loss	(551)	(601)
Accumulated deficit	(20,367)	(19,701)
Total stockholders' deficit	(1,722)	(1,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,724	34,342
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(666)	(1,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,002	2,075
Net gain on sale of business	(569)	—
Goodwill impairment	—	628
Deferred income taxes	(602)	(597)
Provision for uncollectible accounts	33	47
Net loss on early retirement of debt	219	666
Stock-based compensation	49	35
Changes in current assets and liabilities:
Accounts receivable	(110)	(92)
Accounts payable	(266)	262
Accrued income and other taxes	875	92
Other current assets and liabilities, net	(16)	68
Retirement benefits	(139)	14
Change in deferred revenue	1,832	2,468
Changes in other assets and liabilities, net	208	102
Other, net	(38)	145
Net cash provided by operating activities	2,812	4,176
INVESTING ACTIVITIES
Capital expenditures	(2,717)	(2,723)
Proceeds from sale of business	4,977	—
Payment for acquisition, net of cash acquired	(470)	—
Proceeds from sale of property, plant and equipment, and other assets	24	44
Other, net	(11)	10
Net cash provided by (used in) investing activities	1,803	(2,669)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,728	6,920
Payments of long-term debt	(6,307)	(7,259)
Debt issuance and extinguishment costs and related fees	(23)	(641)
Other, net	(37)	(15)
Net cash used in financing activities	(4,639)	(995)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24)	512
Cash, cash equivalents and restricted cash at beginning of period	1,014	1,900
Cash, cash equivalents and restricted cash at end of period	$990	2,412
Supplemental cash flow information:
Income taxes paid, net	$(51)	(12)
Interest paid (net of capitalized interest of $137 and $110)	(605)	(984)
Supplemental noncash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 5)	$(2,318)	(2,267)
Issuance of term loans as part of refinancings (Note 5)	2,318	2,267
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$978	2,401
Restricted cash included in Other current assets, net	3	3
Restricted cash included in Other assets, net	9	8
Total	$990	2,412
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,178	19,162	19,185	19,149
Shares withheld to satisfy tax withholdings	(1)	(2)	(38)	(14)
Stock-based compensation	18	13	49	35
Other	1	—	—	3
Balance at end of period	19,196	19,173	19,196	19,173
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(564)	(679)	(601)	(723)
Other comprehensive income	13	32	50	76
Balance at end of period	(551)	(647)	(551)	(647)
ACCUMULATED DEFICIT
Balance at beginning of period	(20,102)	(19,078)	(19,701)	(17,962)
Net loss	(265)	(621)	(666)	(1,737)
Balance at end of period	(20,367)	(19,699)	(20,367)	(19,699)
TOTAL STOCKHOLDERS' DEFICIT	$(1,722)	(1,173)	(1,722)	(1,173)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1— Background

General

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. On February 2, 2026, we completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T, which impacted our Mass Markets customer base. On July 1, 2026, our wholly owned subsidiary, Level 3 Communications, LLC ("Level 3 Communications"), acquired Alkira, Inc. ("Alkira"), a provider of a cloud-native, carrier-agnostic networking platform that enables enterprises to design, deploy, and operate connectivity and network services across hybrid and multi-cloud environments. For more information on the divestiture and acquisition, see Note 2—Divestiture and Acquisition. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

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

Subsequent Event

Stock Exchange Listing

On October 6, 2026, our common stock, no par value per share (the “Common Stock”), as well as the 6.500% Notes due 2051 and the 6.750% Notes due 2052 (the “Notes”) issued by Qwest Corporation, a wholly-owned subsidiary of the Company and guaranteed by the Company, began trading on The Nasdaq Stock Market LLC ("Nasdaq") following our voluntary withdrawal from listing on the New York Stock Exchange at the close of trading on October 5, 2026.

The Common Stock continues to trade under the symbol “LUMN,” and the Notes continue to trade under the symbols “CTGG” and “CTHH.”

Note 2—Divestiture and Acquisition

Mass Markets Fiber-to-the-Home Divestiture

On February 2, 2026, we and certain of our affiliates completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T in exchange for pre-tax cash proceeds of $5.72 billion, which were subject to post-closing adjustments. During the nine months ended September 30, 2026, we recorded a $569 million net pre-tax gain on the disposal associated with the sale of our Mass Markets Fiber-to-the-Home business. This gain is reflected as operating income within the consolidated statements of operations.

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

We do not believe this divestiture transaction represents a strategic shift for Lumen and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Mass Markets Fiber-to-the-Home business in the Territory (the "disposal group") in our consolidated operating results through the disposal date. As a result of closing the transaction on February 2, 2026, we derecognized net assets of $4.4 billion, primarily comprised of (i) property, plant and equipment, net of accumulated depreciation, of $2.9 billion, (ii) goodwill of $1.3 billion, and (iii) other net assets of $186 million.

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

Alkira Acquisition

On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, LLC ("Level 3 Communications"), entered into an agreement and plan of merger to acquire Alkira, Inc. ("Alkira"), a provider of a cloud-native, carrier-agnostic networking platform that enables enterprises to design, deploy, and operate connectivity and network services across hybrid and multi-cloud environments. The transaction closed July 1, 2026, and pursuant to the merger agreement, Apollo Sub, Inc., a wholly owned subsidiary of Level 3 Communications, was merged with and into Alkira, with Alkira surviving the merger as a wholly-owned subsidiary of Level 3 Communications in exchange for $485 million cash which is subject to finalization of customary working capital and other post-closing adjustments. The financial results of Alkira have been included in our consolidated financial statements since the transaction closed.

We allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. These fair values were based on estimates and assumptions made by management at the time of acquisition. The allocation of the purchase price was completed as of September 30, 2026. The major classes of assets and liabilities to which we allocated the purchase price follow:

Balance Sheet Classification	Estimated Fair Value
(Dollars in millions)
Cash	$18
Goodwill	268
Intangible assets	213
Other assets	6
Other liabilities	(20)
Net assets acquired	$485

Goodwill includes the acquired workforce and was primarily attributable to strategic benefits and anticipated synergies that are expected to be achieved from the integration of Alkira. None of the goodwill is expected to be deductible for income tax purposes. The purchase price allocated to identified intangible assets acquired follows:

Intangible Asset	Estimated Fair Value	Amortization Period
	(Dollars in millions)	(Period in years)
Developed technology	$120	7
Customer relationships	92	14
Trade name	1	2.5
Total identified intangible assets	$213

Developed technology consists of a cloud networking platform that enables enterprises to design, deploy and manage connectivity across public clouds, data centers, branch locations and other on-premise environments, remote users and external networks. We utilized the replacement cost method to estimate the fair value of the developed technology, considering factors such as historical cost, market participant profit mark-up, obsolescence and opportunity cost. The economic useful life was determined based on the technology cycle.

Customer relationships represent the fair value of future projected cash flows that will be derived from sales of products to existing customers of Alkira as of the transaction close. We estimated the fair value of customer relationships using the multi-period excess earnings method considering such factors as annual recurring revenue for existing customers, customer attrition, growth projections, margin attributable to existing customers, and contributory asset charges to reflect the use of other assets to sustain the customer relationships. The economic useful life was determined by evaluating factors such as the cash flows over the forecast period, term of contracts acquired, customer retention, and the economic lives of similar assets held by Lumen.

As a part of the transaction, Lumen acquired the Alkira trade name which Lumen expects to retain until the technology integration is complete. We utilized the relief-from-royalty method to estimate the fair value of the Alkira trade name. The estimated useful life represents the period of use until integration is complete.

Note 3—Goodwill and Intangible Assets

Goodwill consisted of the following:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Goodwill	$268	—

Intangible assets, net is composed of the following:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$7,638	$5,391	2,247	7,547	4,945	2,602
Capitalized software(1)	5,657	3,843	1,814	5,743	3,940	1,803
Patents and other	159	110	49	158	100	58
Total	$13,454	9,344	4,110	13,448	8,985	4,463
______________________________________________________________________
(1)     Certain capitalized software with a gross carrying value of $259 million became fully amortized during 2025 and was retired during the first quarter of 2026.

As of September 30, 2026 and December 31, 2025, the gross carrying amount of goodwill and other intangible assets was $13.7 billion and $13.4 billion, respectively.

As a result of the acquisition of Alkira, Inc. described in Note 2—Divestiture and Acquisition, the net carrying amount of goodwill, customer relationships and other intangible assets were $475 million as of September 30, 2026, which represents the excess of the purchase price over the fair value of the net tangible assets acquired.

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

The Company assigned the goodwill to its Alkira reporting unit, which is expected to benefit from the acquisition.

The following table shows the rollforward of goodwill from December 31, 2025 to September 30, 2026.

(Dollars in millions)
As of December 31, 2025	$—
Alkira Acquisition	268
As of September 30, 2026	$268

Total amortization expense for intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Amortization expense	$264	251	763	751

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

•International and Other: Multinational and global enterprise customers and carriers.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by sales channel and product category. They also provide the amount of revenue that is not subject to Topic 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Mass Markets Fiber-to-the-Home business prior to its sale on February 2, 2026:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Sales Channel and Product Category
Large Enterprise
Strategic	$584	(149)	435	1,675	(416)	1,259
Legacy	226	—	226	707	—	707
Total Large Enterprise Revenue	810	(149)	661	2,382	(416)	1,966
Mid-Market Enterprise
Strategic	250	(6)	244	734	(18)	716
Legacy	180	(1)	179	570	(3)	567
Total Mid-Market Enterprise Revenue	430	(7)	423	1,304	(21)	1,283
Public Sector
Strategic	150	(30)	120	525	(84)	441
Legacy	279	—	279	900	(1)	899
Total Public Sector Revenue	429	(30)	399	1,425	(85)	1,340
Wholesale
Strategic	258	(70)	188	774	(211)	563
Legacy	349	(35)	314	1,134	(111)	1,023
Total Wholesale Revenue	607	(105)	502	1,908	(322)	1,586
International and Other
Strategic	37	—	37	106	(1)	105
Legacy	33	—	33	109	—	109
Total International and Other	70	—	70	215	(1)	214
Business Revenue by Product Category
Strategic	1,279	(255)	1,024	3,814	(730)	3,084
Legacy	1,067	(36)	1,031	3,420	(115)	3,305
Total Business Revenue	2,346	(291)	2,055	7,234	(845)	6,389
Mass Markets by Product Category
Fiber Broadband	17	—	17	126	(2)	124
Other Broadband	179	(14)	165	576	(47)	529
Voice and Other	173	(28)	145	483	(30)	453
Total Mass Markets Revenue	369	(42)	327	1,185	(79)	1,106
Total Revenue	$2,715	(333)	2,382	8,419	(924)	7,495

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Sales Channel and Product Category
Large Enterprise
Strategic	$507	(101)	406	1,448	(279)	1,169
Legacy	275	—	275	869	—	869
Total Large Enterprise Revenue	782	(101)	681	2,317	(279)	2,038
Mid-Market Enterprise
Strategic	236	(7)	229	704	(18)	686
Legacy	228	(1)	227	720	(4)	716
Total Mid-Market Enterprise Revenue	464	(8)	456	1,424	(22)	1,402
Public Sector
Strategic	135	(25)	110	404	(73)	331
Legacy	341	—	341	1,036	—	1,036
Total Public Sector Revenue	476	(25)	451	1,440	(73)	1,367
Wholesale
Strategic	255	(73)	182	779	(217)	562
Legacy	400	(40)	360	1,267	(125)	1,142
Total Wholesale Revenue	655	(113)	542	2,046	(342)	1,704
International and Other
Strategic	34	(1)	33	101	(3)	98
Legacy	45	—	45	142	—	142
Total International and Other	79	(1)	78	243	(3)	240
Business Revenue by Product Category
Strategic	1,167	(207)	960	3,436	(590)	2,846
Legacy	1,289	(41)	1,248	4,034	(129)	3,905
Total Business Revenue	2,456	(248)	2,208	7,470	(719)	6,751
Mass Markets by Product Category
Fiber Broadband	225	(3)	222	651	(9)	642
Other Broadband	230	(23)	207	732	(71)	661
Voice and Other	176	(7)	169	508	24	532
Total Mass Markets Revenue	631	(33)	598	1,891	(56)	1,835
Total Revenue	$3,087	(281)	2,806	9,361	(775)	8,586
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

The following table provides details of our gross operating lease revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Operating lease revenue	$307	272	898	799
Percentage of operating revenue	11%	9%	11%	9%

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities, net of amounts classified as held for sale:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Customer receivables, net of allowance of $33 and $57(1)	$1,148	1,316
Contract assets	26	33
Contract liabilities(2)	773	647
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

During the three and nine months ended September 30, 2026, we recognized $55 million and $409 million of revenue that was included in contract liabilities of $647 million as of January 1, 2026, including contract liabilities that were classified as held for sale. During the three and nine months ended September 30, 2025, we recognized $60 million and $425 million of revenue that was included in contract liabilities of $733 million as of January 1, 2025.

Performance Obligations

As of September 30, 2026, we expect to recognize $6.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2026, 2027, and thereafter was $940 million, $2.7 billion and $2.5 billion, respectively.

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

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$160	290	196	264
Costs incurred	26	57	81	168
Amortization	(26)	(44)	(81)	(129)
Change in contract costs held for sale	—	—	(36)	—
End of period balance	$160	303	160	303
______________________________________________________________________
(1)    The beginning balance for the nine months ended September 30, 2026 excluded $24 million and $21 million of acquisition costs and fulfillment costs, respectively, associated with the disposal group classified as held for sale.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$210	241	203	222
Costs incurred	34	57	106	166
Amortization	(30)	(41)	(95)	(117)
Change in contract costs held for sale	—	(3)	—	(17)
End of period balance(2)	$214	254	214	254
______________________________________________________________________
(1)    The beginning balance for the three months ended September 30, 2025 excluded $14 million of fulfillment costs associated with the disposal group classified as held for sale.
(2)    The ending balance for the three and nine months ended September 30, 2025 excluded $17 million of fulfillment costs associated with the disposal group classified as held for sale.

We include deferred acquisition and fulfillment costs in Other current assets, net and Other assets, net on our consolidated balance sheets and assess them for impairment on a quarterly basis.

Note 5—Long-Term Debt and Credit Facilities

As of September 30, 2026, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

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

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	September 30, 2026	December 31, 2025
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility	SOFR + 2.75%	2029	—	—
Term Loan A(3)	N/A	N/A	—	338
Term Loan B-1(4)	N/A	N/A	—	1,590
Term Loan B-2(4)	N/A	N/A	—	1,590
Superpriority notes	N/A	N/A	—	1,247
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-5(5)	SOFR + 2.75%	2032	2,400	2,400
First Lien notes	6.875% - 7.000%	2033 - 2034	4,425	4,425
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,289	1,296
Subsidiaries
Level 3 Financing, Inc.
Senior notes	3.625% - 8.500%	2028 - 2037	3,024	2,144
Second Lien notes (formerly secured)	3.875% - 4.875%	2029 - 2031	48	660
Qwest Corporation
Senior notes	6.500% - 7.750%	2030 - 2057	1,734	1,736
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	166	169
Finance lease and other obligations	Various	Various	248	220
Unamortized premiums (discounts), net			3	(223)
Unamortized debt issuance costs			(144)	(151)
Total long-term debt			13,193	17,441
Less current maturities			(29)	(88)
Long-term debt, excluding current maturities			$13,164	17,353
______________________________________________________________________
(1)As of September 30, 2026. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” was either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Lumen's Term Loan A had an interest rate of 9.916% as of December 31, 2025.
(4)Lumen's Term Loan B-1 and B-2 each had an interest rate of 6.380% as of December 31, 2025.
(5)Level 3 Financing's Term Loan B-5, formerly Term Loan B-4, had an interest rate of 6.436% as of September 30, 2026. Level 3 Financing's Term Loan B-4 had an interest rate of 7.166% as of December 31, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2026 (excluding unamortized premiums (discounts), net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2026 (remaining three months)	$13
2027	21
2028	208
2029	673
2030	143
2031 and thereafter	12,276
Total long-term debt	$13,334

2026 Debt Transactions

Repurchases of Debt Instruments - Third Quarter 2026

During the third quarter of 2026, we repurchased an immaterial amount of debt instruments on the open market. These repurchases related to the Qwest Corporation 6.500% Notes due 2056 and 6.750% Notes due 2057. These repurchases resulted in an immaterial gain which is included in our aggregate Net gain (loss) on early retirement of debt in Other income, net in our consolidated statement of operations for the three and nine months ended September 30, 2026.

Repurchases of Debt Instruments — Second Quarter 2026

In June 2026, we repurchased the following debt instruments on the open market. These repurchases resulted in an immaterial gain which is included in our aggregate Net gain (loss) on early retirement of debt in Other income, net in our consolidated statement of operations for the nine months ended September 30, 2026.

The following table sets forth the aggregate principal amount of each repurchase:

Debt	Principal Amount Repurchased
(Dollars in millions)
Lumen Technologies, Inc.
5.375% Senior Notes due 2029	$7
Level 3 Financing, Inc.
3.750% Senior Notes due 2029	3
4.000% Second Lien Notes due 2031	4
Total	$14

Exchange Offers and Consent Solicitations — Second Quarter 2026

New Qwest Notes

On June 11, 2026, Lumen and its wholly‑owned subsidiary, Qwest, settled previously announced exchange offers (the “Exchange Offers”) pursuant to the Registration Statement on Form S‑4 filed with the Securities and Exchange Commission on April 16, 2026, as amended on May 20, 2026. In connection with the Exchange Offers, Qwest and Lumen also conducted consent solicitations (the “Consent Solicitations”) to amend the indentures governing certain outstanding Qwest notes (the “Old Qwest Notes”).

Upon settlement of the Exchange Offers and Consent Solicitations, Qwest issued two new series of senior unsecured notes (collectively, the “New Qwest Notes”), fully and unconditionally guaranteed by Lumen. The New Qwest Notes were issued under an indenture dated June 11, 2026 (the “New Base Indenture”), as supplemented by a first supplemental indenture (the “New Supplemental Indenture”), among Qwest, Lumen (as guarantor), and U.S. Bank Trust Company, National Association, as trustee. The Company has determined that the Exchange Offers and Consent Solicitations, constituted a debt modification. In conjunction with the Exchange Offers and Consent Solicitations, we recorded $10 million of fees to Selling, general and administrative expense in our consolidated statements of operations for the nine months ended September 30, 2026.

The following table summarizes the key terms of the New Qwest Notes:

Debt	Aggregate Principal Amount
(Dollars in millions)
Qwest Corporation
6.500% Notes due 2051	$1,002
6.750% Notes due 2052	382

Old Qwest Notes Indenture Amendments

In connection with the Consent Solicitations, Qwest entered into the eighteenth supplemental indenture and nineteenth supplemental indenture (the “Old Qwest Notes Supplemental Indentures”) with U.S. Bank Trust Company, National Association, as trustee, relating to its 6.500% Notes due 2056 and 6.750% Notes due 2057, respectively. These Old Qwest Notes Supplemental Indentures eliminate substantially all restrictive covenants contained in the original indentures governing the Old Qwest Notes.

The following table summarizes the remaining amount of the Old Qwest Notes:

Debt	Amount Remaining
(Dollars in millions)
Qwest Corporation
6.500% Notes due 2056	$146
6.750% Notes due 2057	108

As part of simplifying its reporting obligations, Qwest delisted the Old Qwest Notes from the New York Stock Exchange ("NYSE") and deregistered the Old Qwest Notes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On April 30, 2026, Qwest filed a Notification of Removal from Listing on Form 25 with the SEC in connection with the delisting of the Old Qwest Notes from the NYSE, which became effective on May 11, 2026. On June 12, 2026, Qwest filed a Certification and Notice of Termination on Form 15 with the SEC to deregister the Old Qwest Notes and suspend Qwest’s reporting obligations under Sections 13 and 15(d) of the Exchange Act. Qwest has ceased filing reports with the SEC under the Exchange Act with respect to the New Qwest Notes, in reliance on Rule 12h-5 under the Exchange Act, subject to Lumen's periodic reports containing the disclosures required by Rule 13-01 of Regulation S-X. Effective October 6, 2026, the New Qwest Notes are listed on Nasdaq and are fully and unconditionally guaranteed by Lumen.

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

The Company determined that the Third Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $4 million, which is included in our aggregate Net gain (loss) on early retirement of debt in Other income, net in our consolidated statements of operations for the nine months ended September 30, 2026.

Supplemental Indentures and Lumen Parent Guarantee — Second Quarter 2026

On April 30, 2026, Lumen and certain of its subsidiaries entered into supplemental indentures (the “1L Supplemental Indentures”) relating to (i) the indenture, dated June 30, 2025, governing the 6.875% first lien notes due 2033 issued by Level 3 Financing and (ii) the indenture, dated August 18, 2025, governing the 7.000% first lien notes due 2034 issued by Level 3 Financing (collectively, the “1L Indentures”). Pursuant to the 1L Supplemental Indentures, Lumen provided unconditional guarantees on a senior unsecured basis of Level 3 Financing’s obligations under the 1L Indentures, in each case on the terms and conditions set forth in the 1L Indentures, subject to release as provided therein.

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

Lumen does not provide security under the Lumen Credit Agreement but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, LLC, Level 3 Financing, and certain of Level 3’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations under the Lumen Credit Agreement of up to $150 million, secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries will provide an unsecured guarantee of collection of Lumen’s obligations under the Lumen Credit Agreement.

Senior Notes Issuance and Second Lien Tender Offers — First Quarter 2026

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

In March 2026, we repurchased the following debt instruments on the open market. These repurchases resulted in an immaterial loss which is included in our aggregate Net gain (loss) on early retirement of debt in Other income, net in our consolidated statement of operations for the nine months ended September 30, 2026.

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

Lumen Credit Agreements

As of September 30, 2026, no borrowings were outstanding under Lumen's $825 million revolving credit facility established by the Lumen Credit Agreement, which had $677 million of borrowing capacity available (net of undrawn letters of credit).

Level 3 Financing Credit Agreement

As of September 30, 2026, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-5 outstanding under the term loan facility established by the Level 3 Credit Agreement.

Borrowings under the Term Loan B-5 facility bear interest at a rate equal to, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the Term Loan B-5 is 2.75% and the applicable margin for base rate loans under the Term Loan Facility is 1.75%. The Term Loan B-5 is subject to a SOFR floor of 0.00%.

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

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness related to the senior notes of Lumen and its subsidiaries as of September 30, 2026 included:

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

As of September 30, 2026, we had $150 million of undrawn letters of credit outstanding, (i) $148 million of which were issued under the Lumen Credit Agreement and (ii) $2 million of which were issued under a separate facility maintained by Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

Certain Guarantees and Security Interests

Lumen Credit Agreement

Lumen does not provide security under the Lumen Credit Agreement but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, LLC, Level 3 Financing, and certain of Level 3’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations under the Lumen Credit Agreement of up to $150 million, secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries will provide an unsecured guarantee of collection of Lumen’s obligations under the Lumen Credit Agreement.

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

Compliance

As of September 30, 2026, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of September 30, 2026, certain of its key subsidiaries have guaranteed on either a secured or unsecured basis (i) Lumen's debt outstanding under its credit agreements and unsecured senior notes issued by certain other subsidiaries and its $225 million letter of credit facility and (ii) the outstanding term loans, senior secured notes and senior unsecured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance as of December 31, 2025	$34
Accrued to expense	98
Payments, net	(77)
Balance as of September 30, 2026	$55

Note 7—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plan, and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$4	5	13	16
Interest cost	52	61	154	181
Expected return on plan assets	(64)	(64)	(192)	(191)
Settlement charges	—	—	9	—
Curtailment loss	—	—	5	—
Recognition of prior service credit	(1)	—	(1)	(1)
Recognition of actuarial loss	28	36	84	108
Net periodic pension expense	$19	38	72	113

Net periodic benefit expense for our post-retirement benefit plan includes the following components:

	Post-Retirement Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$—	—	1	2
Interest cost	19	22	56	66
Recognition of prior service credit	(2)	(3)	(4)	(6)
Recognition of actuarial gain	(6)	(6)	(21)	(19)
Curtailment gain	—	—	(10)	—
Net periodic post-retirement benefit expense	$11	13	22	43

Service costs for our pension and post-retirement benefit plan are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items in our consolidated statements of operations and all other costs listed above are included in Other income, net in our consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

In connection with the sale of our Mass Markets Fiber-to-the-Home business described in Note 2—Divestiture and Acquisition, the pension liability for certain employees and an immaterial amount of pension assets were transferred to a pension plan sponsored by the purchaser. This transaction triggered a settlement charge for the Combined Pension Plan of $9 million that was recognized as part of the gain on the sale of the business, within our operating income in our consolidated statement of operations for the nine months ended September 30, 2026. In addition, the transfer of employees as part of the sale and the related termination of other employees related to the sale resulted in a curtailment loss for the Combined Pension Plan of $5 million, including the recognition of $1 million in prior service costs and a curtailment gain of $10 million for our post-retirement benefit plan, including the recognition of $6 million of prior service credits. This net curtailment gain was also recognized as part of the gain on the sale of the business, reflected in our consolidated statement of operations as described above.

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

Note 8—Loss Per Common Share

Basic and diluted loss per common share for the three and nine months ended September 30, 2026 and 2025 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (numerator)
Net loss	$(265)	(621)	(666)	(1,737)
Net loss applicable to common stock for computing basic loss per common share	(265)	(621)	(666)	(1,737)
Net loss as adjusted for purposes of computing diluted loss per common share	(265)	(621)	(666)	(1,737)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,031,461	1,026,473	1,029,509	1,023,737
Non-vested restricted stock	(26,688)	(30,475)	(26,919)	(29,800)
Weighted average shares outstanding for computing basic loss per common share	1,004,773	995,998	1,002,590	993,937
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—	—
Shares issuable under incentive compensation plans	—	—	—	—
Number of shares as adjusted for purposes of computing diluted loss per common share	1,004,773	995,998	1,002,590	993,937
Basic loss per common share	$(0.26)	(0.62)	(0.66)	(1.75)
Diluted loss per common share(1)	$(0.26)	(0.62)	(0.66)	(1.75)
______________________________________________________________________
(1)For the three and nine months ended September 30, 2026, we excluded from the calculation of diluted loss per share 7 million and 11 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position. For the three and nine months ended September 30, 2025, we excluded from the calculation of diluted loss per share 11 million and 10 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted loss per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 3.9 million and 7.6 million for the three months ended September 30, 2026 and 2025, respectively, and 3.9 million and 14.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities, as well as the input level used to determine the fair values indicated below:

		September 30, 2026		December 31, 2025
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$12,945	12,101	17,221	17,101
Indemnifications related to the sale of the Latin American business(1)	3	98	82	86	82
Regulatory cost liability related to the sale of the Mass Markets Fiber-to-the-Home business(2)	3	36	36	—	—
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

The following tables present selected financial information with respect to our single operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue	$2,715	3,087	8,419	9,361
Operating expenses
Cost of services and products related to network expenses	800	929	2,450	2,846
Headcount costs	617	685	1,851	1,953
Non-headcount costs	781	902	2,289	2,436
Net gain on sale of business	(4)	—	(569)	—
Stock-based compensation	18	13	49	35
Depreciation and amortization	670	674	2,002	2,075
Goodwill impairment	—	—	—	628
Total operating expenses	2,882	3,203	8,072	9,973
Total operating (loss) income	(167)	(116)	347	(612)
Total other expense, net	(168)	(697)	(760)	(1,595)
Loss before income taxes	(335)	(813)	(413)	(2,207)
Income tax (benefit) expense	(70)	(192)	253	(470)
Net loss	$(265)	(621)	(666)	(1,737)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue	$2,715	3,087	8,419	9,361
Operating expenses
Cost of services and products related to network expenses	800	929	2,450	2,846
Headcount costs	617	685	1,851	1,953
Non-headcount costs	781	902	2,289	2,436
Net gain on sale of business	(4)	—	(569)	—
Adjusted EBITDA	$521	571	2,398	2,126

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net loss	$(265)	(621)	(666)	(1,737)
Stock-based compensation	18	13	49	35
Depreciation and amortization	670	674	2,002	2,075
Goodwill impairment	—	—	—	628
Total other expense, net	168	697	760	1,595
Income tax (benefit) expense	(70)	(192)	253	(470)
Adjusted EBITDA	$521	571	2,398	2,126

Note 11—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings, and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of September 30, 2026 and December 31, 2025, we had accrued $50 million and $71 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $50 million accrual as of September 30, 2026 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Houser Shareholder Suit

Lumen and certain of its current and former officers and directors were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The original complaint asserted claims on behalf of a putative class of former Level 3 Communications, Inc. ("Level 3") shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The original complaint sought damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the original complaint. The plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. The plaintiffs filed an amended complaint asserting the same claims and prayer for relief, and we filed a motion to dismiss. The court granted our motion to dismiss in May 2023 and the plaintiffs appealed that dismissal. In August 2024, the appellate court set aside the trial court's dismissal. In October 2024, we filed a petition with the Colorado Supreme Court. In April 2026, the Colorado Supreme Court affirmed the decision of the appellate court. The case has returned to the trial court for further proceedings. In August 2026, following remand, the district court granted in part and denied in part our motion to dismiss.

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

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the Ninth Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The Ninth Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen’s post-trial motions for relief, and on October 16, 2024, Lumen filed an appeal to the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2026, the Ninth Circuit reversed the jury verdict and ruled that Lumen was entitled to judgment as a matter of law. We have not accrued a contingent liability for this matter.

Latin American Tax Indemnification Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. However, we agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 9—Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $81 million in excess of the amount accrued as of September 30, 2026.

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

Residential Promotional Offers

In November 2023, the Company was named in a putative class action complaint in the U.S. District Court for the District of Oregon regarding claims that certain alleged legacy promotional offers on residential services were misleading to some customers. The court has dismissed certain of the claims and has yet to rule on a pending motion for class certification. In addition, several state attorneys general have also initiated investigations into certain of those promotional programs. The Company has not recorded a liability in connection with these matters because any potential loss is not currently probable and reasonably estimable. Additionally, the Company is unable to reasonably estimate the range of loss, if any, that may result from these matters.

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

Note 12—Other Financial Information

Other Current Assets, Net

The following table presents details of other current assets, net reflected on our consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$371	404
Income tax receivable	12	468
Materials, supplies and inventory	121	165
Contract assets	14	18
Contract acquisition costs	84	98
Contract fulfillment costs	151	136
Other	64	18
Total other current assets, net(1)	$817	1,307
______________________________________________________________________
(1)    As of December 31, 2025, this amount excludes $30 million of other current assets associated with the disposal group classified as held for sale.

Current Liabilities

Included in accounts payable as of September 30, 2026 and December 31, 2025 were $348 million and $463 million, respectively, associated with capital expenditures.

Note 13—Accumulated Other Comprehensive Loss

Information Relating to 2026

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2025	$(848)	271	(24)	(601)
Other comprehensive income before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss	70	(23)	—	47
Net current-period other comprehensive income (loss)	70	(23)	3	50
Balance as of September 30, 2026	$(778)	248	(21)	(551)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component:

Three Months Ended September 30, 2026	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$22	Other income, net
Prior service credit	(2)	Other income, net
Total before tax	20
Income tax benefit	(4)	Income tax (benefit) expense
Net of tax	$16

Nine Months Ended September 30, 2026	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$73	Other income, net
Prior service credit	(11)	Other income, net
Total before tax	62
Income tax benefit	(15)	Income tax expense (benefit)
Net of tax	$47
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive income before reclassifications	—	—	14	14
Amounts reclassified from accumulated other comprehensive loss	81	(19)	—	62
Net current-period other comprehensive income (loss)	81	(19)	14	76
Balance as of September 30, 2025	$(922)	301	(26)	(647)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component:

Three Months Ended September 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$30	Other income, net
Prior service credit	(3)	Other income, net
Total before tax	27
Income tax benefit	(6)	Income tax (benefit) expense
Net of tax	$21

Nine Months Ended September 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$89	Other income, net
Prior service credit	(7)	Other income, net
Total before tax	82
Income tax benefit	(20)	Income tax expense (benefit)
Net of tax	$62
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Note 14—Labor Union Contracts

As of September 30, 2026, approximately 16% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). Approximately 3% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12-month period ending September 30, 2027.

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

Alkira Acquisition

On July 1, 2026, our wholly owned subsidiary, Level 3 Communications, acquired Alkira for $485 million in cash, subject to customary adjustments.

For further information on this divestiture and acquisition, see Note 2—Divestiture and Acquisition.

Stock Exchange Listing

On October 6, 2026, our common stock, no par value per share (the “Common Stock”), as well as the 6.500% Notes due 2051 and the 6.750% Notes due 2052 (the “Notes”) issued by Qwest Corporation, a wholly-owned subsidiary of the Company and guaranteed by the Company, began trading on The Nasdaq Stock Market LLC following our voluntary withdrawal from listing on the New York Stock Exchange at the close of trading on October 5, 2026.

The Common Stock continues to trade under the symbol “LUMN,” and the Notes continue to trade under the symbols “CTGG” and “CTHH.”

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

•Inflationary pressures and build costs: Rising costs for labor, materials, and energy have increased operating expenses and capital expenditures, particularly to support our continued network buildout and transformations.

•Supply constraints: Shortages of critical components and other materials have slowed certain network expansion efforts.

•Geopolitical instability: The conflict in the Middle East, including disruptions and heightened uncertainty regarding commercial transit through the Strait of Hormuz, has disrupted global shipping routes. While we have not experienced a direct material impact to date, prolonged instability could affect our supply chain, increase operating costs, and elevate risks to our network infrastructure. General geopolitical instability has also increased cybersecurity threats targeting telecommunications infrastructure.

•Customer behavior: Certain customers in the past have delayed purchasing decisions, and certain of our customers may delay future purchasing decisions, which has impacted and may impact sales cycles.

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

•Legacy decline and margin pressure: Legacy wireline services continue to shrink necessitating cost optimization and pricing discipline.

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

These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts)
Operating revenue	$2,715	3,087	8,419	9,361
Operating expenses	2,882	3,203	8,072	9,973
Operating (loss) income	(167)	(116)	347	(612)
Total other expense, net	(168)	(697)	(760)	(1,595)
Loss before income taxes	(335)	(813)	(413)	(2,207)
Income tax (benefit) expense	(70)	(192)	253	(470)
Net loss	$(265)	(621)	(666)	(1,737)
Basic loss per common share	$(0.26)	(0.62)	(0.66)	(1.75)
Diluted loss per common share	$(0.26)	(0.62)	(0.66)	(1.75)

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 4—Revenue Recognition:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Business Revenue:
Strategic	$1,279	1,167	10%	3,814	3,436	11%
Legacy	1,067	1,289	(17)%	3,420	4,034	(15)%
Total Business Revenue	2,346	2,456	(4)%	7,234	7,470	(3)%
Mass Markets Revenue
Fiber Broadband	17	225	(92)%	126	651	(81)%
Other Broadband	179	230	(22)%	576	732	(21)%
Voice and Other	173	176	(2)%	483	508	(5)%
Total Mass Markets Revenue	369	631	(42)%	1,185	1,891	(37)%
Total consolidated operating revenue	$2,715	3,087	(12)%	8,419	9,361	(10)%

Operating revenue decreased $372 million and $942 million. The following were primary drivers within each revenue category:

•Strategic revenue increased $112 million and $378 million. This was primarily as a result of:

◦an increase of $59 million and $239 million in revenue from dark fiber and conduit; and

◦an increase of $12 million and $48 million from growth in IP services.

•Legacy revenue decreased $222 million and $614 million. This was primarily as a result of:

◦a decrease of $65 million and $215 million in VPN services; and

◦a decrease of $84 million and $238 million in voice services and private line services.

•Fiber Broadband revenue decreased $208 million and $525 million. This was primarily as a result of:

◦fewer Mass Markets subscribers as a result of our divestiture of the Mass Markets Fiber-to-the-Home business, as further described above.

•Other Broadband revenue decreased $51 million and $156 million. This was primarily as a result of:

◦fewer Mass Markets customers for our low speed copper-based broadband services.

•Voice and Other revenue decreased $3 million and $25 million. This was primarily as a result of:

◦a decrease of $90 million in voice revenue, for the nine month period, and offsetting increases of $46 million and $27 million, respectively, due to the withdrawal from the Rural Digital Opportunity Fund ("RDOF") program and the revenue related to support payments received under the Federal

Communications Commission's Connect America Fund Phase II program, which lapsed on December 31, 2021.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,432	1,700	(16)%	4,282	5,011	(15)%
Selling, general and administrative	784	829	(5)%	2,357	2,259	4%
Net gain on sale of business	(4)	—	nm	(569)	—	nm
Depreciation and amortization	670	674	(1)%	2,002	2,075	(4)%
Goodwill impairment	—	—	nm	—	628	nm
Total operating expenses	$2,882	3,203	(10)%	8,072	9,973	(19)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $268 million and $729 million. This was primarily as a result of:

•a decrease of $128 million and $418 million in network expense;

•a decrease of $188 million and $420 million in employee-related expenses; and

•an offsetting increase of $67 million and $119 million in professional fees.

Selling, General and Administrative

Selling, general and administrative expenses decreased $45 million and increased $98 million. This was primarily as a result of:

•for the three month period, a decrease of $85 million, $23 million and $14 million in professional fees, property and other tax expenses, and marketing and advertising expenses, respectively; and an offsetting increase of $64 million and $16 million in employee-related expenses and hardware and software expenses, respectively; and

•for the nine month period, an increase of $195 million and $72 million in employee-related expenses and hardware and software expenses, respectively; and an offsetting decrease of $60 million, $31 million, $17 million and $15 million in professional fees, marketing and advertising expenses, external commissions, property and other tax expenses, respectively.

Net Gain on Sale of Business

For a discussion of the net gain on sale of business that we recognized during the nine months ended September 30, 2026, see Note 2—Divestiture and Acquisition.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Depreciation	$406	423	(4)%	1,239	1,324	(6)%
Amortization	264	251	5%	763	751	2%
Total depreciation and amortization	$670	674	(1)%	2,002	2,075	(4)%

Depreciation decreased $17 million and $85 million. This was primarily as a result of:

•a decrease of $64 million, for the nine month period, due to the discontinuation of the depreciation of the tangible assets of our Mass Markets Fiber-to-the-Home business held for sale during the second quarter of 2025; and

•a decrease of $15 million and $12 million associated with the net decrease in depreciable assets.

Amortization increased $13 million and $12 million. This was primarily as a result of:

•an increase of $6 million for both periods due to intangibles acquired as part of the Alkira acquisition.

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. See Note 3—Goodwill and Intangible Assets for further details.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax (benefit) expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(189)	(319)	(41)%	(615)	(1,004)	(39)%
Net gain (loss) on early retirement of debt	1	(395)	nm	(219)	(666)	(67)%
Other income, net	20	17	18%	74	75	(1)%
Total other expense, net	$(168)	(697)	(76)%	(760)	(1,595)	(52)%
Income tax (benefit) expense	$(70)	(192)	(64)%	253	(470)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased $130 million and $389 million. This was primarily as a result of:

•a decrease in average outstanding long-term debt of $5 billion and $3 billion.

Net Gain (Loss) on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net gain (loss) on debt we recognized for the three and nine months ended September 30, 2026, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to the consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of the 2025 transactions that resulted in the net loss on debt recognized for the three and nine months ended September 30, 2025.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(26)	(46)	(76)	(138)
Foreign currency gain (loss)	3	(5)	(8)	8
Transition and separation services	41	37	108	114
Interest income	11	18	59	59
Other	(9)	13	(9)	32
Total other income, net	$20	17	74	75

Income Tax Expense

Our effective tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Effective tax rate	20.9%	23.6%	(61.3)%	21.3%

Our effective tax rate for the nine months ended September 30, 2026 was driven primarily by tax attributable to nondeductible goodwill from the Mass Markets Fiber-to-the-Home divestiture. Our effective tax rate for the nine months ended September 30, 2025 includes a $42 million unfavorable impact from our goodwill impairment.

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

Our primary source of liquidity is cash from operating activities. We also use our revolving credit facilities as a source of liquidity for operating activities and our other cash requirements. In addition, our recently completed Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, generated significant cash proceeds, which were primarily used to pay down debt as described below, but also reduced our base of income-generating assets that generate our recurring cash from operating activities. Key uses of cash include operating expenses, capital expenditures, debt service, income taxes, share repurchases, pension contributions, and other benefit payments.

On July 1, 2026, our wholly owned subsidiary, Level 3 Communications, LLC, acquired Alkira, Inc. for aggregate cash consideration of $485 million, subject to customary adjustments. For additional information, see Note 2—Divestiture and Acquisition.

Key balances as of September 30, 2026 included:

•Cash and cash equivalents: $978 million

•Revolving credit availability (net of undrawn letters of credit): $677 million

•Total consolidated indebtedness: $13.3 billion

As of September 30, 2026, $92 million of our cash and cash equivalents was held outside the U.S. Certain subsidiary debt covenants may limit upstreaming of cash. We currently believe there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing significant U.S. or foreign taxes. Other than excess foreign cash held in India, we do not currently intend to repatriate to the United States material amounts of our foreign cash and cash equivalents.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		$ Change
	2026	2025
	(Dollars in millions)
Net cash provided by operating activities	$2,812	4,176	(1,364)
Net cash provided by (used in) investing activities	1,803	(2,669)	(4,472)
Net cash used in financing activities	(4,639)	(995)	3,644

Operating Activities

Net cash provided by operating activities decreased $1.4 billion. This was primarily as a result of:

•lower cash allocated to operating activities received as part of the divestiture of our Mass Markets Fiber-to-the-Home business associated with the fair value of the contractual credits and commercial agreements described in Note 2—Divestiture and Acquisition;

•a reduction in advance payments under PCF agreements, partially offset by favorable working capital activity, primarily as a result of timing of payments and collections on payables and receivables; and

•an offsetting decrease in net loss adjusted for non-cash expenses and gains.

Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

For additional information about our operating results, see "RESULTS OF OPERATIONS" above.

Investing Activities

Net cash provided by (used in) investing activities changed by $4.5 billion. This was primarily as a result of:

•an increase of $5.0 billion due to proceeds from the Mass Markets Fiber-to-the-Home divestiture discussed elsewhere herein.

Financing Activities

Net cash used in financing activities increased $3.6 billion. This was primarily as a result of:

•lower proceeds from issuance of long-term debt.

See Note 5—Long-Term Debt and Credit Facilities for additional information on our outstanding debt securities.

Short-term Liquidity

As of September 30, 2026, we held cash and cash equivalents of $978 million and had $677 million of borrowing capacity available under our $825 million revolving credit facility, net of undrawn letters of credit. These resources, together with cash generated from operating activities and any remaining proceeds from the Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, represent our primary sources of liquidity for the next 12 months.

As of September 30, 2026, based on our current capital allocation objectives, we project expenditures for the next 12 months to include, among others, the following:

•Capital expenditures: $3.2 billion to $3.4 billion primarily for network modernization and fiber expansion.

•Debt service: $29 million of finance lease obligations.

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

•Recent acquisition: On July 1, 2026, our wholly owned subsidiary, Level 3 Communications, LLC, acquired Alkira, Inc. for aggregate cash consideration of $485 million, subject to customary adjustments. For additional information, see Note 2—Divestiture and Acquisition.

•PCF agreements: Advance payments under PCF agreements have historically increased operating cash flow and deferred revenue. These payments vary by quarter and are applied to fund network expansion and simplification projects, which increases capital expenditures. We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions but cannot provide any assurances as to whether and when we may enter into these additional agreements or the anticipated benefits thereof. See "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

For additional details on our capital spending, see "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q, and “Cash Flow Activities — Investing Activities” and “Impact of Strategic Transactions on Liquidity,” above.

Debt Instruments and Financing Arrangements

Debt Instruments

We actively manage our capital structure through a series of transactions designed to enhance financial flexibility and optimize our debt profile to address upcoming maturities and support ongoing transformation initiatives.

Key debt balances as of September 30, 2026 included:

•Secured debt outstanding: $6.8 billion

•Unsecured debt outstanding: $6.3 billion

•Revolving credit availability (net of undrawn letters of credit): $677 million

For additional details on our debt and financing instruments and the debt activity below, see Note 5—Long-Term Debt and Credit Facilities.

Key 2026 Debt Activity, to date:

•Senior Notes Issuance and Second Lien Tender Offers — First Quarter 2026: Level 3 Financing, Inc. issued an additional $650 million of its 8.500% Senior Notes due 2036. Net proceeds from this offering were used to fund the repurchase of $607 million of its Second Lien notes, including:

◦$595 million 4.875% Second Lien Notes due 2029;

◦$8 million 4.500% Second Lien Notes due 2030; and

◦$4 million 3.875% Second Lien Notes due 2030.

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

•Repurchases of Debt Instruments — Second Quarter 2026: Lumen and Level 3 Financing, Inc. repurchased the following debt instruments:

◦Lumen Technologies, Inc.

▪$7 million 5.375% Senior Notes due 2029;

◦Level 3 Financing, Inc.

▪$3 million 3.750% Senior Notes due 2029; and

▪$4 million 4.000% Second Lien Notes due 2031.

•Repurchases of Debt Instruments - Third Quarter 2026: During the third quarter of 2026, we repurchased an immaterial amount of debt instruments on the open market related to the Qwest Corporation 6.500% Notes due 2056 and 6.750% Notes due 2057.

Liquidity and Credit Facilities Availability

As of September 30, 2026, we maintained $825 million of revolving credit facility capacity, with no amounts outstanding and $148 million in undrawn letters of credit.

As of September 30, 2026, we had $150 million undrawn letters of credit, including the aforementioned $148 million issued under our revolving credit facility, and $2 million issued under a separate facility maintained by certain Lumen subsidiaries, which is collateralized by cash.

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
_______________________________________________________________________________
(1) In February 2026, both Moody’s and Fitch upgraded our Corporate Family Rating and Long-Term Issuer Default Rating to B2 and B, representing a one-notch and two-notch upgrade, respectively.

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

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the One, Big Beautiful Bill Act, which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. We filed a refund claim for approximately $400 million of 2025 federal estimated income taxes for which we received $420 million, including interest, during the nine months ended September 30, 2026. We do not expect these provisions to have a material impact on our 2026 effective tax rate but they are expected to significantly reduce our overall 2026 federal income tax liability.

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

Legal Proceedings and Other Contingent Liabilities

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of September 30, 2026, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 11—Commitments, Contingencies and Other Items and the risk factor disclosures included under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

Level 3 Parent, LLC

Level 3 Parent, LLC, our wholly owned subsidiary, had the following results of operations, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Level 3 Parent, LLC
	(Dollars in millions)
Operating revenue	$1,572	1,569	4,786	4,702
Operating revenue-affiliates	83	72	241	212
Total operating revenue	1,655	1,641	5,027	4,914
Cost of services and products (exclusive of depreciation and amortization)	706	687	2,106	2,102
Selling, general and administrative	293	311	868	859
Operating expenses - affiliates	284	255	875	768
Depreciation and amortization	362	348	1,068	1,028
Total operating expenses	1,645	1,601	4,917	4,757
OPERATING INCOME	10	40	110	157
Interest expense	(142)	(182)	(434)	(600)
Interest income - affiliate	28	73	136	217
Net gain (loss) on early retirement of debt	1	(396)	(70)	(666)
Other income, net	(8)	10	3	49
Total other expense, net	(121)	(495)	(365)	(1,000)
Income tax benefit	(28)	(119)	(65)	(221)
NET LOSS	$(83)	(336)	$(190)	(622)

The following table presents summarized financial information reflected in our consolidated balance sheets, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	September 30, 2026	December 31, 2025
	Level 3 Parent, LLC
	(Dollars in millions)
Cash and cash equivalents	$451	380
Note receivable - affiliate	1,468	2,668
Other current assets	1,012	1,070
Property, plant, and equipment, net of accumulated depreciation of $5,164 and $4,772	10,322	9,030
Goodwill	268	—
Operating lease assets - affiliates	94	159
Other noncurrent assets	4,040	4,346
Total assets	$17,655	17,653
Current maturities of long-term debt	$28	36
Accounts payable - affiliates	353	312
Current operating lease liabilities - affiliates	47	80
Other current liabilities	2,326	2,212
Long-term debt	10,015	9,627
Noncurrent deferred revenue	7,439	6,054
Noncurrent operating lease liabilities - affiliates	45	76
Other noncurrent liabilities	957	1,028
Total member’s deficit	(3,555)	(1,772)
Total liabilities and member’s deficit	$17,655	17,653

The following table presents summarized financial information reflected in our consolidated statements of cash flows, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	Nine Months Ended September 30,
	2026	2025
	Level 3 Parent, LLC
	(Dollars in millions)
Net cash provided by operating activities	$2,451	3,387
Capital expenditures	(1,713)	(1,268)
Other investing activities, net	748	7
Net cash provided by (used in) investing activities	(965)	(1,261)
Net cash used in financing activities	(1,414)	(545)
Net increase in cash, cash equivalents and restricted cash	$72	1,581

Cash, cash equivalents and restricted cash at beginning of period	$382	602
Cash, cash equivalents and restricted cash at end of period	$454	2,183

Supplemental cash flow information:
Interest paid (net of capitalized interest of $99 and $42)	$(413)	(595)

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

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	Qwest Corporation
	(Dollars in millions)
Operating revenue	$578	1,785
Operating revenue - affiliates	395	1,240
Operating expenses	491	1,828
Operating expenses - affiliates	231	678
OPERATING INCOME	251	519
NET INCOME	190	145

The following tables present summarized financial information reflected in our consolidated balance sheets:

	September 30, 2026	December 31, 2025
	Qwest Corporation
	(Dollars in millions)
Advances to affiliates	$234	666
Note receivable - affiliate	1,538	937
Other current assets	275	2,902
Other noncurrent assets	11,140	11,315
Other current liabilities	660	653
Affiliate obligations, net	366	399
Other noncurrent liabilities	3,972	3,852

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2026, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Interest Rate Risk

Our management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the risk. From time to time, we have used derivative instruments to convert variable interest rates to fixed rates. We maintain policies and procedures governing risk assessment, approval, reporting, and monitoring of derivative activities. As of September 30, 2026, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of September 30, 2026, we had $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our unhedged floating rate debt would, among other things, increase our annual loss before income taxes by $24 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, the Company substantially completed the implementation of its enterprise resource planning (“ERP”) system. The Company expects to continue post‑implementation refinements to processes and controls during the remainder of 2026 and 2027. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. In addition, in connection with the Alkira acquisition, the Company implemented certain internal controls over financial reporting related to the accounting for the acquisition and related disclosures. The Company will continue to monitor further changes during subsequent periods to evaluate the effectiveness of internal control over financial reporting.

Except for changes in controls related to the changes noted above, there have been no other changes in the Company’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Risks relating to the exchange offers and the consent solicitations, as described in Note 5—Long-Term Debt and Credit Facilities, are set forth in Lumen’s Registration Statement on Form S-4 (File No. 333-295091-01) and the related prospectus.

Our use of AI in our service offerings and internally subjects us to additional risks.

We integrate AI into customer-facing offerings such as NaaS, Lumen Connect, programmable connectivity, managed security and digital self-service, and we are deploying AI internally to modernize systems, automate network operations, enhance customer care and improve productivity. Separately, our AI backbone initiative is focused on expanding our network capacity to position Lumen as the infrastructure platform that enables AI-driven networking and data movement. Certain of the AI functionality that is integrated into our service offerings and that we use internally is developed and supplied by third parties, and we have developed certain of our own AI functionalities on top of large language models and other AI tools supplied by third parties. If AI-enabled features we offer our customers do not perform as expected, produce biased, insufficient, or harmful outputs, cause service degradation, or fail to keep pace with our competitors’ AI-native capabilities, we could lose customers and market share, damage our reputation, lose pricing power or be subject to litigation, contractual disputes and adverse regulatory consequences, even if the AI technology we used in our service offering was supplied by a third party and we had no control over its development, defects, functionality, vulnerabilities, or limitations.

Our internal use of AI also exposes us to the risk of inadvertent disclosure of confidential, proprietary, or customer data, including through the use of AI models or tools that are not appropriately restricted to our environment, reliance on inaccurate or “hallucinated” outputs in business and operational decisions, intellectual property contamination, and violations of evolving employment, privacy, and consumer protection laws, each of which may not be identified or mitigated by our AI governance framework, particularly given the pace and complexity of AI development. Because the AI we use internally and in our service offerings is, in part, supplied by third parties, we are also subject to the risk that our AI service or infrastructure providers limit, withdraw, reprice, or change the terms of these offerings, suffer a service disruption or outage, or their tools contain defects, security vulnerabilities, or infringing content, or become subject to export controls or other restrictions, any of which may cause our ability to deliver AI-enabled services and deploy AI internally to be materially impaired. We also use AI tools, including tools provided by third parties, to develop or assist with developing our own software code, and we may not be able to anticipate or detect security vulnerabilities in such AI-generated software code, which could expose us to cybersecurity risks. For these reasons, our use of AI could materially harm our business, operations, financial condition or reputation.

Rapid and Uncertain Developments in AI Technology, Regulation, and Market Dynamics May Increase Cybersecurity, Legal, Competitive, and Reputational Risks and Adversely Affect Our Business.

AI is reshaping our external environment regardless of our own deployment: threat actors increasingly use AI to develop more sophisticated, scalable, and effective cyber‑attacks, social engineering, deepfakes, and fraud directed at our networks, employees, vendors, and customers, often times before patches become available or can be deployed; AI is subject to a rapidly evolving and fragmented patchwork of U.S. federal, state, and international laws and guidance, including the EU AI Act, which can impose significant penalties for breaches, and with which compliance is costly and uncertain across our jurisdictions and our customer segments; the EU Product Liability Directive also covers AI-enabled products and services, subjecting us to civil claims for AI-caused harms; a lack of comprehensive AI legislation in the U.S. subjects us to uncertainty as to whether and how existing state AI laws will apply; AI may enable competitors (including hyperscalers, satellite operators, and non‑traditional entrants) to bypass elements of the traditional network value chain, commoditize services on which we depend, or deliver AI‑native capabilities we cannot match; AI use by us or others may give rise to unsettled claims of copyright, patent, trademark or trade‑secret infringement, or invalidity; and despite certain providers agreeing to indemnify us against intellectual property ("IP") infringement claims, we may not be successful in recovering all or any of our losses, and the law is unsettled as to whether we can obtain, maintain, or enforce IP rights in our content, software code, or other outputs developed with AI; a slowdown or reversal in AI infrastructure investment or in AI-driven demand for network capacity and services could adversely affect our business and public, employee, investor, customer, and governmental scrutiny of AI (including ethics, bias, energy, and water consumption of AI data centers we serve, as well as labor impacts) could harm our reputation, stakeholder relationships, and talent pipeline. Because AI is simultaneously a strategic opportunity, a set of tools we deploy, a category of third‑party inputs we depend on, and an outside force reshaping our industry, these risks are interrelated and may compound one another, and the materialization of one or more could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, and prospects.

Economic, political, and market conditions may adversely affect our business, financial condition, and results of operations.

Our business, financial condition, and operating results are affected by changes in general economic and political conditions, including interest rates, economic growth, recessions, or slowing growth, higher unemployment, changes or uncertainty in fiscal or monetary policy, tariffs and trade restrictions, fluctuations in global currencies, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflict or instability, such as the Ukraine-Russia, Israel-Hamas and Iran conflicts and any further escalations thereof, and other macroeconomic factors. Rising prices for goods, services, and labor due to inflation, including inflation resulting from higher tariffs, higher fuel costs, trade restrictions, and other economic disincentives to trade, could adversely impact our margins and growth. Weak economic and credit conditions may adversely affect our suppliers and other third-party partners, as well as our Business and government customers, some of which may file for bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could adversely impact our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their restricted stock-based awards during the third quarter of 2026 to satisfy the related tax withholding obligations:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
July 1 - July 31, 2026	45,365	$6.76	—	—
August 1 - August 31, 2026	37,822	$6.45	—	—
September 1 - September 30, 2026	83,852	$6.37	—	—
Total	167,039
_______________________________________________________________________________
(1) Represents shares of common stock withheld by the Company to satisfy employee tax withholding obligations in connection with the vesting of restricted stock-based awards. These shares were not acquired pursuant to a publicly announced share repurchase plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits filed or furnished as part of this report are listed below.

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
3.1	Composite Articles of Incorporation of the Company, as amended and restated through May 26, 2026.	Registrant	8-K Exhibit No. 3.1	5/27/2026
3.2	Amended and Restated Bylaws of the Registrant, as amended and restated through February 18, 2026.				Filed
10.1	Lumen Executive Severance Plan, effective as of October 22, 2026.				Filed
10.2	Amended and Restated Change of Control and Severance Agreement, effective as of October 22, 2026, between Lumen Technologies, Inc. and Kate Johnson.				Filed
22	Subsidiary Issuers of Guaranteed Securities
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended September 30, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Total Stockholders' Deficit and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1) For purposes of this column and when applicable, (i) "Registrant" means Lumen Technologies, Inc. (File No. 001-07784), formerly named CenturyLink, Inc., Century Tel, Inc. and Century Telephone Enterprises, Inc., (ii) “Qwest” means Qwest Corporation (File No. 001-03040), (iii) “Qwest Parent” means Qwest Communications International Inc. (File No. 001-15577), and (iv) “Level 3” means Level 3 Parent, LLC (File No. 001-35134), successor-in-interest to Level 3 Communications, Inc.
(2)Represents the date of filing the report.
(3)Exhibits 10.1 and 10.2 are management contracts or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2026.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)